Form 10-K
period 2004-12-31
CITIGROUP MORTGAGE LOAN TRUST SERIES 2004-HYB1
filed 2005-03-30
CIK 1278349

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                                  Annual Report
                     Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the Fiscal Year Ended December 31, 2004

                     Commission file numbers:  333-107958

                       CITIGROUP MORTGAGE LOAN TRUST INC.

                       State of Incorporation:  Delaware
               I.R.S. Employer Identification Number:  01-0791848

                          390 Greenwich Street, 4th Floor
                               New York, NY  10013
                                 (212) 723 - 6766

                       CITIGROUP MORTGAGE LOAN TRUST INC.
                       Mortgage Pass Through Certificates
                                Series 2004 - HYB1


       Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section 12(g) of the Act: None

Indicate whether the Registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject
to such filing requirements for the past 90 days.    Yes _X_    No ___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendment to this Form 10-K.  _X_

Indicate whether registrant is an accelerated filer (as defined in Rule
12b-2 of the Act).  Yes ___     No _X_

Item 1.  Business:

     Not applicable.

Item 2.  Properties:

     Not applicable.

Item 3.  Legal Proceedings:

     The registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement (the Trust), the Trustee, the Servicer or the registrant with respect to the Trust.

Item 4.  Submission of Matters to a Vote of Security-Holders

     There were no matters submitted to a Vote of the Security Holders.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

(a)  There is no established public trading market for the certificates.

(b) There are approximately 17 holders of record as of the end of the reporting year.

(c)  Not applicable.

Item 6.  Selected Financial Data.

     Not applicable.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not applicable.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

     Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     Not applicable.

Item 9A. Controls and Procedures.

     Not applicable

Item 9B. Other Information.

     Not applicable

Item 10. Directors and Executive Officers of the Registrant

     Not applicable.

Item 11. Executive Compensation.

     Not applicable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The Certificates are represented by one or more certificates registered in the name of Cede & Co., the nominee of The Depository Trust Company. An investor holding Certificates is not entitled to receive a certificate representing such Certificate, except in limited circumstances. Accordingly, Cede & Co. is the sole registered holder of Certificates, which it holds on behalf of brokers, dealers, banks and other participants in the DTC system. Such participants may hold Certificates for their own accounts or for the accounts of their customers.

     The address of Cede & Co. is:
     Cede & Co.
     c/o The Depository Trust Company
     55 Water Street
     New York, NY  10041



Item 13. Certain Relationships and Related Transactions.

     Not applicable.

Item 14. Principal Accountant Fees and Services

     Not applicable.

Item 15. Exhibits and Financial Statement Schedules.

(a)  Exhibits

     1 On October 4, 2004, October 29, 2004 and December 3, 2004, reports on Form 8-K were filed in order to provide the statements for the monthly distributions to holders of the Certificates.
          No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.

          Aggregate Statement of Principal and Interest Distributions to Certificate Holders.

     2    Not Applicable

     3    Sarbanes Oxley Certification
          Servicer's Statement as to Compliance
          USAP

(b)  See (a) above.

(c)  Not applicable.




                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  March 28, 2005
       --------------

     Filed on behalf of CITIGROUP MORTGAGE LOAN TRUST INC., by Citigroup Mortgage Loan Trust Inc., as Depositor for Citigroup Mortgage Loan Trust Inc., Mortgage Pass-Through Certificates, Series 2004-HYB1.


     By:       /s/
               ------------------------------
     Name:     Susan Mills
     Title:    Vice President
     Company:  Citigroup Mortgage Loan Trust Inc.